Form 10QSB
period 2000-04-30
J S J CAPITAL II INC
filed 2000-06-22
CIK 1104175

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

          [X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

          [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended:  April 30, 2000

                      Commission file number 000-29189

                            J S J CAPITAL II INC.
           (Exact name of registrant as specified in its charter)

Nevada                                                 84-1522580
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                Identification No.)

1850 E. Flamingo Rd #111
Las Vegas, Nevada                                           89119
(Address of principal executive offices                (zip code)

                               (702) 866-5843
            (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X       No

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                                   Outstanding at
                                                  April 30, 2000

Common Stock, par value $0.0001                    672,000

                        ITEM 1.  FINANCIAL STATEMENTS

                            J S J CAPITAL II INC
                        (A Development Stage Company)

                                BALANCE SHEET
                               April 30, 2000
                                 (Unaudited)

                                   ASSETS
                                                       April
                                                      3, 2000

                                                   -------------
CURRENT ASSETS
  Cash                                                 $        0
                                                    -------------
     TOTAL CURRENT ASSETS                              $        0
                                                    -------------
OTHER ASSETS                                           $        0
                                                    -------------
     TOTAL OTHER ASSETS                                $        0
                                                    -------------
     TOTAL ASSETS                                      $        0
                                                      ===========

  The accompanying notes are an integral part of these financial statements

                            J S J CAPITAL II INC
                        (A Development Stage Company)

                                BALANCE SHEET
                               April 30, 2000
                                 (Unaudited)

                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       April
                                                      30, 2000

                                                   -------------
  TOTAL CURRENT LIABILITIES                           $         0
                                                      -----------
STOCKHOLDERS' EQUITY

     Common stock, par value $.0001
     Authorized 50,000,000 shares
     issued and outstanding at
     April 30, 2000-672,000 shares                  $           67

     Additional paid in Capital                               233

     Deficit accumulated during
     the development stage                                  (300)
                                                      -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                  $         0
                                                        =========

  The accompanying notes are an integral part of these financial statements

                            J S J CAPITAL II INC
                        (A Development Stage Company)

                           STATEMENT OF OPERATIONS
                               April 30, 2000
                                 (Unaudited)


                                                      October 6,
                                                         1999
                                          April      (INCEPTION)
                                         30, 2000         to
                                                      April 30,
                                                         2000
                                       -----------   -----------
INCOME
     Revenue                            $         0   $         0
                                        -----------   -----------
EXPENSES
     General and
     Administrative                     $       300   $       300
                                        -----------   -----------
   Total Expenses                       $        300  $       300
                                        -----------   -----------
Net Loss                                $      (300)  $     (300)

Net Profit
or Loss(-)
Per weighted
Share (Note #1)                           $   (.00)   $     (.00)
                                          =========     =========
Weighted average
Number of common
shares outstanding                          672,000       672,000
                                          =========     =========

  The accompanying notes are an integral part of these financial statements

                            J S J CAPITAL II INC
                        (A Development Stage Company)

                      STATEMENT OF STOCKHOLDERS' EQUITY
                               April 30, 2000
                                 (Unaudited)

                                                Additional    Accumulated
                           Common Stock           paid-in       Deficit
                         Shares       Amount      capital
                    -------------- ------------- ---------  -------------
Balance,
October 31, 1999           672,000         67 $        233      $    (300)

Net loss three
months ended
April 30, 2000                   0          0            0           (300)
                    -------------- ----------- ------------   -------------
Balance,
April 30, 2000             672,000         67   $      233      $    (300)
                         =========    =======     ========        ========


  The accompanying notes are an integral part of these financial statements

                            J S J CAPITAL II INC
                        (A Development Stage Company)

                           STATEMENT OF CASH FLOWS
                               April 30, 2000
                                 (Unaudited)

                                                      October 6,
                                                         1999
                                          April       (INCEPTION)
                                         30, 2000         To
                                                       April 30,
                                                         2000

                                       ------------  ------------
Cash Flows from Operating Activities:
  Net Loss from Operations              $      (300)   $    (300)
                                      -------------- ------------

Net cash used in operating activities  $       (300)   $    (300)
                                       ------------- ------------

Cash Flows from Financing Activities:

    Common Stock for Cash                        300          300
                                      -------------- ------------
Net cash provided by financing                   300          300
activities
                                      -------------- ------------

Net Increase in Cash                               0            0

Cash, Beginning of Period                          0            0
                                      -------------- ------------
Cash, End of Period                    $          0    $        0
                                           =========    =========

  The accompanying notes are an integral part of these financial statements

                             J S J CAPITAL II INC
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

HISTORY

     J.S.J. Capital II Inc. (the Company), a development stage company, was organized under the laws of the State of Nevada on October 6, 1999. The Company is in the development stage as defined in Financial Accounting Standards Board Statement No. 7. The fiscal year end is October 31, 2000.

GOING CONCERN

     The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has not earned any revenues from operations to date.

     The Company is currently devoting its efforts to locating merger candidates. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

INCOME TAXES

     The Company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards No. 109. Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial amounts at year-end.

     For federal income tax purposes, substantially all expenses must be deferred until the Company commences business and then they may be written off over a 60-month period. Therefore, $300 of net losses incurred in the period from October 6, 1999 (inception) to April 30, 2000 has not been deducted for tax purposes and represent a deferred tax asset. The Company is providing a valuation allowance in the full amount of the deferred tax asset since there is no assurance of future taxable income. Tax-deductible losses can be carried forward for 20 years until utilized.

EARNINGS (LOSS) PER COMMON SHARE

     During 1997 the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings
(loss) per common share are computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share consists of the weighted average number of common shares outstanding plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive.

                            J S J CAPITAL II INC
                     (FORMERLY TITANIC LAS VEGAS, INC.)
                        (A Development Stage Company)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company has registered its common stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934 (the
"Exchange Act") and Rule 12(g) thereof. The Company files with the Securities and Exchange Commission periodic and episodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports Form 10-KSB. As a reporting company under the Exchange Act, the Company may register additional securities on Form S-8 (provided that it is then in compliance with the reporting requirements of the Exchange Act) and on Form S-3 (provided that is has during the prior 12 month period timely filed all reports required under the Exchange Act), and its class of common stock registered under the Exchange Act may be traded in the United States securities markets provided that the Company is then in compliance with applicable laws, rules and regulations, including compliance with its reporting requirements under the Exchange Act.

     We are currently seeking to engage in a merger with or acquisition of an unidentified foreign or domestic company which desires to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market. We meet the definition of a "blank check" company contained in Section (7)(b)(3) of the Securities Act of 1933, as amended. We have been in the developmental stage since inception and have no operations to date. Other than issuing shares to our original stockholders, we have not commenced any operational activities.

     We will not acquire or merge with any entity which cannot provide audited financial statements at or within a reasonable period of time after closing of the proposed transaction. We are subject to all the reporting requirements included in the Exchange Act. Included in these requirements is our duty to file audited financial statements as part of our Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as our audited financial statements included in our annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target business, the closing documents may provide that the proposed transaction will be voidable at the discretion of our present management.

     We will not restrict our search for any specific kind of businesses, but may acquire a business which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict at this time the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which we may offer.

     A business combination with a target business will normally involve the transfer to the target business of the majority of our common stock, and the substitution by the target business of its own management and board of directors.

     We have, and will continue to have, no capital with which to provide the owners of business opportunities with any cash or other assets. However, management believes we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. Our officer and director has not conducted market research and is not aware of statistical data to support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

     Our Officer and Director has agreed that he will advance any additional funds which we need for operating capital and for costs in connection with searching for or completing an acquisition or merger. Such advances will be made without expectation of repayment unless the owners of the business which we acquire or merge with agree to repay all or a portion of such advances. There is no minimum or maximum amount the Officer and Director will advance to us. We will not borrow any funds for the purpose of repaying advances made by such Officer and Director, and we will not borrow any funds to make any payments to our promoters, management or their affiliates or associates.

     The Board of Directors has passed a resolution which contains a policy that we will not seek an acquisition or merger with any entity in which our officer, director, stockholder or his affiliates or associates serve as officer or director or hold more than a 10% ownership interest.

COMPUTER SYSTEMS REDESIGNED FOR YEAR 2000

     Many existing computer programs use only two digits to identify a year in such program's date field. These programs were designed and developed without consideration of the impact of the change in century for which four digits will be required to accurately report the date. If not corrected, many computer applications could fail or create erroneous results by or following the year 2000 ("Year 2000 Problem"). Many of the computer programs containing such date language problems have not been corrected by the companies or governments operating such programs. The Company does not have operations and does not maintain computer systems. However, it is impossible to predict what computer programs will be effected, the impact any such computer disruption will have on other industries or commerce or the severity or duration of a computer disruption.

     Before the Company enters into any business combination, it will inquire as to the status of any target company's Year 2000 Problem, the steps such target company has taken to correct any such problem and the probable impact on such target company of any computer disruption. However, there can be no assurance that the Company will not combine with a target company that has an uncorrected Year 2000 Problem or that any such Year 2000 Problem corrections are sufficient. The extent of the Year 2000 Problem of a target company may be impossible to ascertain and its impact on the Company is impossible to predict.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2.  CHANGES IN SECURITIES

     On May 11, 2000. Anthony N. DeMint purchased all of the 672,000 shares of J.S.J. Capital II, Inc. issued and outstanding Common Stock from of the Company's stockholders for total consideration of $175,000.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5.  OTHER INFORMATION

     On May 12, 2000 J.S.J. Capital II, Inc. accepted the resignations of Jeff P. Ploen, James W. Toot and Lawrence Deitler as Officers and Directors and Anthony N. DeMint became Sole Director, President, Secretary, Treasurer and the only stockholder of record.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     There were no exhibits filed by the Company during the quarter.

     (b)  Reports on Form 8-K

     There were no reports on Form 8-K filed by the Company during the quarter.

                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         J S J CAPITAL II INC


                         By:_/s/ Anthony N. DeMint________
                              Anthony N. DeMint, President


Dated:    June 21, 2000